Form 10-K405
period 1996-01-29
AMBERS STORES INC
filed 1996-05-14
CIK 888456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 28, 1996 or

[   ]            Transition report pursuant to section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to _____________

                          COMMISSION FILE NO. 0-20327

                              AMBER'S STORES, INC.
             (Exact name of registrant as specified in its charter)

          TEXAS                                                 75-1985340
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

         12092 FORESTGATE
          DALLAS, TEXAS                                            75243
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (214) 889-1199

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK,  PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

As of April 26, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $574,000 based upon the closing price of the Registrant's Common Stock on such date, as reported by Investor's Business Daily. However, due to the uncertainties involved in connection with the Registrant's bankruptcy proceedings described herein, the Registrant believes that the market value, if any, of the Common Stock, is indeterminable. As of April 26, 1996, the registrant had 5,496,800 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                              AMBER'S STORES, INC.

                               INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 28, 1996


                                     PART I

                                                                                           Page
                                                                                           ----
ITEM 1.    Business                                                                         1

ITEM 2.    Properties                                                                       6

ITEM 3.    Legal Proceedings                                                                6

ITEM 4.    Submission of Matters to a Vote of Security Holders                              6

                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related Shareholder
             Matters                                                                        7

ITEM 6.    Selected Consolidated Financial Data                                             8

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          9

ITEM 8.    Financial Statements and Supplementary Data                                      14

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                           14

                                     PART III

ITEM 10.   Directors and Executive Officers of the Registrant                               15

ITEM 11.   Executive Compensation                                                           15

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management                   15

ITEM 13.   Certain Relationships and Related Transactions                                   15

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                  16

                                     PART I


ITEM 1.    BUSINESS.

GENERAL

Amber's Stores, Inc. (the "Company" or "Amber's") is a specialty retailer of arts and crafts products and related merchandise used chiefly for craft and hobby projects, home decorating and personalized gifts. The Company operates 14 retail stores, with eight stores in Texas, three in Louisiana, two in Missouri, and one in Mississippi. The Company operates three additional stores that it is in the process of closing. See "Properties". The Company was incorporated in 1984 under the laws of the State of Texas.

On September 8, 1995 (the "Petition Date"), Amber's Stores, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Court. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court.

On January 19, 1996, the Company filed an amended Plan of Reorganization (the "Plan") consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. If sufficient additional cash is not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review of a proposal made on May 2, 1996, by Old America Stores, Inc. ("Old America") to acquire substantially all assets of the Company (the "Old America Proposal"). Although terms of the Old America Proposal are not yet definitive, it is contemplated that Old America would pay bankruptcy administrative costs, post-petition liabilities, secured claims and six cents on the dollar to unsecured creditors. Holders of the Company's outstanding common stock would receive nothing for the interests in the Company. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

BUSINESS STRATEGY

The Company is a retailer of arts and crafts and decorative items. The Company's stores are designed around a superstore concept that provides ample space to display a broad selection of over 25,000 different items. The superstore format also enables the Company to display a variety of completed arts and crafts projects and decorative products designed to stimulate customer interest and promote opportunities for additional sales.

TARGET MARKET

The Company's merchandise and services appeal primarily to women aged 25 to 55 with above average discretionary income. Amber's stores are typically located along major shopping corridors in high visibility strip shopping centers or adjacent to regional shopping malls that are in trade areas having a minimum population of 60,000 and an above average household income. These locations typically contain high profile anchor stores that draw a large number of customers to the area. The Company has selected its sites by analyzing appropriate demographic data, including the population and estimated household income of the trade area to be served through the proposed location.

MERCHANDISING STRATEGY

Product Selection. The Company's merchandising strategy is to offer an extensive selection of competitively priced arts and crafts items with particular emphasis on silk flowers, custom picture framing, wearable art, art supplies, home decorating supplies, children's crafts, hobby items and promotional and seasonal items.

Amber's stores provide the following products and services:

o Silk flowers and associated ribbons, wreaths, display containers and other flower-arranging accessories, as well as home decorating supplies.

o Creative craft materials, including candles and candlemaking products, stained glass, doll making products and doll accessories, macrame, beads, sequins and container decorating.

o Picture framing materials and services, including ready-made frames and custom framing in a wide variety of sizes and styles. The picture framing department endeavors to offer customers extensive selection, competitive prices, high quality service and quick turnaround.

o   Art supplies for both the professional and amateur.

o Wearable crafts, such as T-shirts, sweatshirts, caps, scarves, sneakers and other items that can be decorated or personalized with craft paints, appliques and other applied craft products.

o Soft crafts, including fabrics, yarns, embroidery, needlepoint, cross-stitch, quilt batting, stitchery, latch hook and doilies.

o   Items used for children's craft projects.

o Hobby items, including model airplanes, ships and cars, as well as toy trains, dolls and doll houses and model paints and glues.

In addition to the categories described above, the Company regularly features seasonal merchandise and year-round promotional items.

The following table shows sales by the largest departments as a percentage of total sales for the three most recent fiscal years:

                    Department                                       1994         1995         1996
                    -----------                                      ----         ----         ----
Silk flowers, home decorating and related items                       31%          35%          39%
Seasonal and promotional                                              18           19           13
Picture framing materials and services and art supplies               17           18           20
Wearable crafts                                                       14           11           11
Creative craft materials                                              10            9            8
Other                                                                 10            8            9
                                                                     ---          ---          ---
                                                                     100%         100%         100%
                                                                     ===          ===          ===

Multiple Component Projects. The Amber's merchandising concept also emphasizes the prominent display of completed craft and decorating projects incorporating multiple items that may be purchased at the store to create the projects. The display of such completed projects is designed to stimulate gift and decorating ideas and customer traffic to the appropriate departments of the store. In addition, Amber's stores offer craft classes to provide creative gift and decorating suggestions.

Advertising. The Company advertises through television, radio and newspaper. Over the last three fiscal years, the Company's overall advertising expense, including certain expenses incurred in connection with the Company's franchise operations, has averaged approximately 8.3% of net sales. Advertising expenses increase significantly during the Fall selling season to coincide with the seasonality of the Company's business.

THE STORES

The Company operates 14 retail stores and is in the process of closing three additional stores. During fiscal 1996 and the first quarter of fiscal 1997, the Company completed the closing of 22 stores. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Amber's stores range in size from approximately 12,864 to 32,760 square feet, with most containing at least 18,000 square feet. Square footage is the area for which minimum rent and other charges are measured pursuant to lease agreements.

The stores are generally open from 10:00 a.m. to 9:00 p.m. Monday through Saturday and from 11:00 a.m. to 6:00 p.m. on Sunday. The Company accepts cash, checks and Mastercard, Visa, American Express and Discover credit cards. Amber's follows a policy of refunding the purchase price to any customer if the customer is not satisfied with the purchase. To date, such refunds have not had a material adverse effect on the Company's results of operations.

FRANCHISE OPERATIONS

Of the Company's 14 continuing stores, two are operated as Ben Franklin Crafts stores. In 1990, a former subsidiary that has subsequently been merged into the Company entered into a franchise agreement with Ben Franklin Crafts, Inc. ("BFC") pursuant to which the subsidiary opened a Ben Franklin Crafts store in Joplin, Missouri. Under the terms of the agreement, the Company is required to pay to BFC a weekly royalty fee equal to 2 1/2% of the store's net revenues, with a minimum annual royalty fee of $25,000. BFC has the right to require the Company to contribute up to 2% of weekly retail net revenues to an advertising cooperative fund for national and regional advertising provided by BFC. The Company is required to contribute 1/2% of weekly retail net revenues of the franchise store to this fund. In addition, the Company is required to spend at least 2 1/2% of the store's net revenues each year on local advertising and promotion. In this franchise agreement and the other franchise agreements discussed below, the Company agreed not to open an Amber's store within 25 miles of a Ben Franklin Crafts store that the Company operates.

Also in 1990, a former subsidiary that has subsequently been merged into the Company entered into an Area Development Agreement (the "Area Development Agreement") with BFC pursuant to which BFC granted to the subsidiary the exclusive right until March 1995 to develop and operate four franchise stores within specified areas in the vicinity of New Orleans, Louisiana (the "Exclusive Area"). In 1992, a former subsidiary of the Company that has subsequently been merged into the Company entered into a franchise agreement with BFC to open the first of such stores, located in Metairie, Louisiana. In 1993, a second location was opened in Chalmette, Louisiana, and subsequently closed in April 1996. The terms of these franchise agreements are substantially similar to the terms of the franchise agreement relating to the Joplin, Missouri, store. Under the Area Development Agreement, if the Company was unable to open any or all of the remaining franchise stores (for reasons other than BFC's default under the Area Development Agreement or its inability to find financing reasonably satisfactory to the Company), the Company was to pay to BFC certain fees, but such fees would not in any event exceed $100,000. As of April 1996, the Company has not opened the remaining franchise stores in the Exclusive Area. However, no fee to BFC has been accrued as adequate sites and financing have not been located.

The Company became associated with Ben Franklin Stores, Inc. ("BFS"), an affiliate of BFC, primarily to obtain financing. In connection with the Company's initial franchise agreements with BFC, the parent company of BFS provided the Company with $500,000 in term financing in fiscal 1991. The Company competes on a limited basis with Ben Franklin Crafts stores owned by others; however, the Company's Amber's stores do not compete with the Ben Franklin Crafts stores operated by the Company. At present, two of the Company's 14 stores are located within the immediate trade area of Ben Franklin Crafts stores operated by others.

The Company has filed a motion in the Bankruptcy Court to reject the Ben Franklin franchise agreements and the Area Development Agreement and to modify the lease agreements related to the two Ben Franklin franchise stores so that the Company has the ability to convert these stores to the "Amber's" name and eliminate the payment of franchise fees to BFC. See "Legal Proceedings".

PURCHASING; DISTRIBUTION AND INVENTORY CONTROL

Purchasing. The Company has a centralized purchasing department that purchases merchandise from over 250 vendors. Management believes that while the loss of a few of these vendors would not have a material effect on the Company's business, if a significant number of them ceased doing business with the Company because of the Company's failure to timely pay invoices or for other reasons, such action would have a material adverse effect on the Company's business. See "Management's Discussion and Analysis--Liquidity and Capital Resources".

The Company purchases merchandise primarily from domestic suppliers (including distributors that import goods from the Far East). As is customary in the industry, the Company does not have any long-term or exclusive contracts with any suppliers. The Company believes that alternate sources of merchandise are readily available at comparable prices.

Distribution and Inventory Control. Store managers are responsible for ordering merchandise for their respective stores. Each store manager is expected to monitor and manage store inventory throughout the year and conduct a physical inventory at least once a year. Store managers may stock store inventory by ordering merchandise from the Company's pre-approved merchandise checklist.

The Company leases an office of approximately 7,500 square feet in Dallas, Texas, under a lease that expires in March 2001. The Company previously leased a 280,000 square foot distribution center in Dallas, Texas, which was closed in July 1995. The Company currently uses a third-party facility for its distribution needs.

SERVICE MARK

The Company has the sole right to use the service mark "Amber's" for retail store services, which mark has been registered with the United States Patent and Trademark Office. All rights with respect to the mark are fully reserved.

COMPETITION

The retail arts and crafts industry is highly competitive. The Company's competition ranges from local specialty craft stores to regional and national arts and crafts chains to discount stores and mass merchandisers, many of which have greater financial and other resources than the Company. Several regional and national arts and crafts chains employ merchandising concepts similar to Amber's, including Michaels Stores, MJDesigns, Hobby Lobby, Old America Stores, and Ben Franklin Crafts stores operated by others. The Company has received a proposal from Old America Stores, Inc. to acquire substantially all of the assets of the Company. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EMPLOYEES

As of April 28, 1996, Amber's had 222 full-time employees and 241 part-time employees. Of the total employees, 19 were executive and administrative personnel and the remainder were store-level management and staff personnel. Employees other than senior management and regional, store and assistant store managers are compensated on an hourly basis. Amber's typically hires 15 to 30 employees to operate a store, including cashiers, customer service employees, framing employees, one to three department managers, one assistant manager and
one store manager.   The number of employees in each store has usually been
adjusted in response to that store's sales levels.

Store managers are responsible for the operation and profitability of their respective stores, including hiring store personnel, ordering store merchandise, and controlling and managing inventory. Pricing of merchandise is primarily controlled by senior management. Compensation for store managers consists of a base salary and a potential annual bonus based on the store's performance (including maximizing store profits and minimizing store inventory carrying costs). Amber's also employs two district managers who are responsible for overseeing the operation and profitability of each of the stores in their region.

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of the Company's personnel are paid at rates related to federal and state minimum wage requirements and, accordingly, increases in the minimum wage will increase the Company's labor cost. The enactment of future legislation covering, among other matters, mandated health insurance, could also have a significant effect on the Company. No Amber's employee is presently affiliated with a union. No labor union has attempted to organize at the Company, nor is any such organizational effort anticipated. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the
Company:

     Name                        Age                    Title
     ----                        ---                    -----
Ron Craft                         51       Chairman of the Board
Neal W. Stevens                   58       President and Chief Executive Officer
J. Lamar Roberts                  34       Vice President--Finance, Chief Financial Officer, Assistant Secretary and
                                           Treasurer

Ron Craft. Mr. Craft has served as a director of the Company since 1984 and Chairman of the Board since 1992. Mr. Craft served as President of the Company from 1984 to 1995, Chief Executive Officer from 1992 to 1995, and Treasurer from 1985 to 1992.

Neal W. Stevens. Mr. Stevens joined the Company in January 1996 as President and Chief Executive Officer. During the approximately 20 years prior to joining the Company, Mr. Stevens founded and served as President of Neighborhood Variety Stores dba Crafts & Stuff, based in Vero Beach, Florida. Mr. Stevens started his prior business as a Ben Franklin variety store franchise, and expanded the business to a 12 store chain.

J. Lamar Roberts. Mr. Roberts, a certified public accountant, joined the Company in 1992 as its Vice President-- Finance, Chief Financial Officer, Assistant Secretary and Treasurer. Prior to joining the Company, Mr. Roberts was employed by Ernst & Young LLP from 1988 to 1992, most recently as an Audit Manager.

Officers are elected annually by the Board of Directors and serve at its discretion.

ITEM 2.    PROPERTIES.

The Company currently operates 14 stores ranging in size from approximately 12,864 to 32,760 square feet, with most containing at least 18,000 square feet. Three other stores (one in Texas, one in Missouri, and one in Louisiana) are being liquidated, with closing expected to occur by the end of July 1996. All of the Company's stores are located in leased facilities, the majority of which have primary lease terms ranging from five to ten years. Store leases generally provide for yearly minimum rental paid in equal monthly installments plus the payment of other charges, such as real estate taxes, which are often subject to escalation clauses. In addition, the majority of store leases require payments of a percentage of net sales in excess of specified net sales levels.

ITEM 3.    LEGAL PROCEEDINGS.

On September 8, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (the "Bankruptcy Court"). Under protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession.

On January 19, 1996, the Company filed its amended Plan of Reorganization consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. If sufficient additional cash is not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review of a proposal made on May 2, 1996, by Old America Stores, Inc. ("Old America") to acquire substantially all assets of the Company (the "Old America Proposal"). Although terms of the Old America Proposal are not yet definitive, it is contemplated that Old America would pay bankruptcy administrative costs, post-petition liabilities, secured claims and six cents on the dollar to unsecured creditors. Holders of the Company's outstanding common stock would receive nothing for the interests in the Company.

The Old America Proposal is contingent upon (i) completion by Old America of its due diligence investigation of the Company, (ii) approval by the Boards of Directors of the Company and Old America, and (iii) acceptance by the Company's creditors. The Company is currently in discussions with Old America regarding the Old America Proposal and the Committee of Unsecured Creditors has indicated its support of the Old America Proposal.

In addition to the foregoing, the Company is a defendant from time to time in routine lawsuits incidental to its business. Except for the proceeding discussed above which are pending in the Bankruptcy Court, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the operations or financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 28, 1996.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.

The Common Stock of the Company is traded on the "over-the-counter" market under the symbol "ABRS." Public trading of the Common Stock commenced August 21, 1992. Prior to that date, there was no public market for the Common Stock.

The following table sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock, as reported by NASDAQ through the second quarter of fiscal 1996 and by Bloomberg subsequent to the Company's delisting from NASDAQ in August 1995.

                                           High         Low
                                           ----         ---
Fiscal Year Ended January 29, 1995:
    First Quarter                        $ 5 1/4     $  3
    Second Quarter                         3 1/4        1 3/4
    Third Quarter                          2 1/4        1 5/8
    Fourth Quarter                         2 1/2        1
Fiscal Year Ended January 28, 1996
    First Quarter                         1 1/32          3/4
    Second Quarter                         31/32          1/4
    Third Quarter                            5/8         1/16
    Fourth Quarter                           .15          .01

As of May 7, 1996, there were approximately 122 record holders of the Common Stock.

The Company has never paid cash dividends. Management presently intends to retain any earnings for the operation of the Company's business and does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's revolving credit facility with its principal lender currently prohibit the payment of dividends.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements, related notes and other financial information included herein.

                                                                       FISCAL YEAR
                                                 -------------------------------------------------------
                                                     1992       1993       1994      1995       1996
                                                 ----------   --------  ---------  --------   ----------
                                                 (In thousands, except per share and certain store data)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $ 26,118   $ 42,186  $  61,839  $ 65,694   $ 41,185
Cost of sales and occupancy expense                  16,600     26,903     44,871    51,073     35,913
                                                   --------   --------  ---------  --------   --------
Gross profit                                          9,518     15,283     16,968    14,621      5,273
Selling, general and administrative expense           7,183     11,135     19,728    23,272     17,901
Provision for store closings                              --        --         --     4,048      6,300
                                                   ---------  --------  ---------  --------   --------
Operating income (loss)                               2,335      4,148     (2,760)  (12,699)   (18,928)
Interest (expense) income, net                         (233 )     (114)         4      (829)    (1,372)
Other income                                            112        150        325       284        232
                                                   --------   --------  ---------  --------   --------
Income (loss) before reorganization items
   and income taxes                                   2,214      4,184     (2,431)  (13,244)   (20,068)
Reorganization items                                      --        --         --        --        564
                                                   ---------  --------  ---------  --------   --------
Income (loss) before income taxes                     2,214      4,184     (2,431)  (13,244)   (20,632)
Provision (benefit) for income taxes                    794      1,524       (939)   (1,113)        --
                                                   --------   --------  ---------  --------   --------
Net income (loss)                                  $  1,420   $  2,660  $  (1,492) $(12,131)  $(20,632)
                                                   ========   ========  =========  ========   ========

Income (loss) per share                            $    .41   $    .65  $    (.28) $  (2.21)  $ (3.75)
Weighted average common and
   common equivalent shares outstanding               3,500      4,086      5,396     5,497     5,497

STORE DATA:
Stores open at end of period                             13         24         38        39        20(2)
Comparable store net sales increase (decrease) (1)     14.8%       8.4%      (7.6)%   (14.9)%   (32.0)%
Average store net sales, stores open full period    $ 2,064    $ 2,249   $  2,059   $ 1,686   $ 1,224


                                                                       FISCAL YEAR
                                                   ---------------------------------------------------
                                                     1992       1993       1994      1995       1996
                                                   ---------  --------  ---------  --------   --------
                                                                      (In thousands)
BALANCE SHEET DATA:
Working capital                                    $  3,501   $  9,698  $  16,004  $  3,822   $  1,112
Total assets                                          7,508     19,489     34,463    32,211     10,753
Total long-term debt                                  2,027         --         --        --         --
Shareholders' equity (deficit)                        2,239     12,266     20,812     8,681    (11,951)

- --------------
(1) Comparable store net sales increases (decrease) have been calculated using net sales of stores that were open for all of both periods being compared.
(2) Three stores were closed in April 1996; three additional stores will be closed by the end of July 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is a specialty retailer of arts and crafts products and related merchandise used chiefly for craft and hobby projects, home decorating and personalized gifts. Key factors affecting sales include the number of stores in operation and their relative maturities, new store openings and acquisitions, location of stores and the customer demographics of their surrounding areas, merchandise pricing, selection and promotion, competition and seasonal factors.

Primarily as a result of liquidity constraints and declining store sales, the Company filed a Voluntary Petition for Relief under Chapter 11 of the Code on September 8, 1995. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. See "Liquidity and Capital Resources".

On January 19, 1996, the Company filed an amended Plan of Reorganization (the "Plan") consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. If sufficient additional cash is not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review of a proposal made on May 2, 1996, by Old America Stores, Inc. ("Old America") to acquire substantially all assets of the Company (the "Old America Proposal"). Although the terms of the Old America Proposal are not yet definitive, it is contemplated that Old America would pay bankruptcy administrative costs, post-petition liabilities, secured claims and six cents on the dollar to unsecured creditors. Holders of the Company's outstanding common stock would receive nothing for their interests in the Company.

The consolidated financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, the ability to comply with debtor-in-possession financing agreements, future profitable operations, and the ability to generate sufficient cash from operations to meet obligations. The final Plan of Reorganization may require additional material adjustments to asset values and liabilities which could result from asset disposals or liquidation of liabilities at amounts different than presently reflected in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth certain items in the consolidated statements of operations expressed as percentages of net sales for the years indicated:

                                                                          Fiscal Year
                                                               --------------------------------
                                                                1994         1995         1996
                                                               ------       ------       ------
Net sales                                                      100.0%       100.0%       100.0%
Cost of sales and occupancy expense                             72.5         77.7         87.2
                                                               -----        -----        -----
Gross profit                                                    27.5         22.3         12.8
Selling, general and administrative expense                     31.9         35.4         43.5
Provision for store closings                                     0.0          6.2         15.3
                                                               -----        -----        -----
Operating loss                                                  (4.4)       (19.3)       (46.0)
Interest expense, net                                            0.0         (1.3)        (3.3)
Other income                                                     0.5           .4           .6
                                                               -----        -----        -----
Loss before reorganization items and income tax benefit         (3.9)       (20.2)       (48.7)
Reorganization items                                             0.0          0.0          1.4
                                                               -----        -----        -----
Loss before income tax benefit                                  (3.9)       (20.2)       (50.1)
Income tax benefit                                              (1.5)        (1.7)         0.0
                                                               -----        -----        -----
Net loss                                                        (2.4)%      (18.5)%      (50.1)%
                                                               =====        =====        =====


FISCAL YEAR ENDED JANUARY 28, 1996, COMPARED TO FISCAL YEAR ENDED JANUARY 29,
1995

Net sales in fiscal 1996 were $41,185,000, compared to $65,694,000 for fiscal 1995, a decrease of $24,509,000, or 37.3%, due primarily to a decrease in comparable store sales and the closing of nineteen stores, nine of which closed in June 1995, one of which closed in September 1995 and nine of which closed in December 1995. Sales for the 20 remaining stores open at fiscal year-end accounted for $24,479,000 of the total sales for fiscal 1996. Sales for comparable stores (stores open during the entire period of both fiscal years) decreased $11,504,000 or 32.0%. The nineteen stores that closed accounted for a decrease in sales of $13,005,000. Management believes the decrease in comparable store sales for the continuing stores was primarily attributable to the disruption in the flow of merchandise shipments from vendors due to the Company's liquidity constraints. As a result, the Company believes sales were adversely affected by lower than desirable in-stock positions on everyday basic merchandise and will continue to be so affected until regular merchandise shipments are restored and customer traffic is rebuilt (see "Liquidity and Capital Resources").

Cost of sales and occupancy expense increased 9.5%, as a percentage of sales, due to a 5.9% reduction in gross margin achieved on merchandise sold and a 3.6% increase in occupancy costs. This increase in occupancy costs is attributable to lower average sales per store spread over relatively fixed rental expenses. Management believes the decrease in gross margin on merchandise sold was due to merchandise sales being skewed more to promotional items and the clearance of discontinued and overstocked items, compared to everyday basic merchandise, which generally have better margins, as a result of the lower than desirable in-stock positions on staple merchandise. Management expects gross margins on merchandise sold to continue to be lower than desirable until the stores are better stocked with basic merchandise and as the Company runs additional special promotions to rebuild customer traffic.

Selling, general and administrative expense decreased to $17,901,000 (43.5% of net sales) in fiscal 1996 from $23,272,000 (35.4% of net sales) in fiscal 1995. The decrease of $5,371,000 was due primarily to a decrease in the number of stores in operation, a reduction in corporate overhead and the elimination of the Company's distribution center in July 1995. Store expenses decreased $3,995,000 primarily as a result of the store closings. Distribution center overhead decreased $880,000 due to a decrease in costs as the Company completed the closing of its distribution center in July. The Company is now outsourcing its distribution needs to third party wholesalers. Corporate overhead decreased $496,000 primarily due to a decrease in corporate salaries from a reduction in staffing, partially offset by an increase of $496,000 in professional fees related primarily to management assistance provided in the Company's revitalization efforts. Selling, general and administrative expense increased as a percentage of net sales due to the decline in comparable store sales.

The Company has closed or is in the process of closing six of its 20 stores. As a result, the Company has recorded a provision in the fourth quarter of fiscal 1996 that includes a writedown of fixtures in the stores to net realizable value, the writedown of inventory to the lower of cost or market in accordance with the Company's retail method of accounting, and the lease termination and other costs associated with closing the stores.

Interest expense increased $543,000 in fiscal 1996, compared to the prior year due to an increase in the use of the Company's revolving credit facility and a $250,000 charge to write off the remaining unamortized loan fees related to the Company's line of credit with its former lender.

The Company has recognized no tax benefit for fiscal 1996 due to full use of its net operating loss carryback potential.

FISCAL YEAR ENDED JANUARY 29, 1995, COMPARED TO FISCAL YEAR ENDED JANUARY 30,
1994

Net sales in fiscal 1995 were $65,694,000 compared to $61,839,000 in fiscal 1994, an increase of $3,855,000, or 6.2%, due to the increase in the number of stores in operation. One store was opened during fiscal 1995, and 14 stores were opened during fiscal 1994. Net sales for these 15 stores increased total sales in fiscal 1995 by $11,184,000. Net sales for the nine closing stores were $11,520,000 in fiscal 1995. Net sales for comparable stores (stores open during the entire period of both fiscal years) decreased $7,338,000, or 14.9%. Management believes the decrease in comparable store sales was attributable to a number of factors, including the entrance of new competition in certain markets and issues associated with rapid expansion of the Company. The substantial increase in the number of stores, and the subsequent lower than expected performance of these and existing stores, placed significant demands on the Company's working capital, management and staff. The Company's rapid expansion led to a high turnover in store operations management and the merchandising staff, and a dilution of the Company's top management resulting from the expanded store base. Because of these problems, merchandising and buying decisions have been more challenging. The failure to respond effectively to these challenges, changing trends and new competition has adversely affected sales, with a resulting decline in inventory turns. The increase in the average aging of trade payables, as a result of the declining sales trends and borrowing base limitations under the Company's revolving credit facility, caused most vendors to slow or suspend merchandise shipments to the Company. As a result, the Company believes sales have been adversely affected by lower than desirable in-stock positions on everyday basic merchandise and will continue to be so affected until regular merchandise shipments are restored. See "--Liquidity and Capital Resources".

Cost of sales and occupancy expense increased 5.2%, as a percentage of net sales, for fiscal 1995 compared to fiscal 1994 due to a 3.0% increase in occupancy costs and a 2.2% reduction in gross margin achieved on merchandise sold. The increase in occupancy costs, as a percentage of net sales, is attributable to lower average sales per store spread over relatively fixed rental expenses. Management believes the decrease in gross margin on merchandise sold was due to merchandise sales emphasis being placed on seasonal and promotional items, as compared to everyday basic merchandise that generally has better margins, because of the lower than desirable in-stock positions on such basic merchandise. In addition, management believes fourth quarter markdowns were significant due to the excess inventories of Christmas and Fall seasonal merchandise. The fourth quarter writedown of seasonal merchandise not sold and carried over in the stores amounted to approximately $446,000. Management expects gross margins on merchandise sold to continue to be lower than desirable until the stores are better stocked with basic merchandise. In addition, special promotions to reduce excess inventory in the first quarter and store liquidation sales in the nine closing stores are expected to have a negative effect on gross margins.

Selling, general and administrative expense increased to $23,272,000 (35.4% of net sales) in fiscal 1995 from $19,728,000 (31.9% of net sales) in fiscal 1994. The increase of $3,544,000 was due primarily to increased payroll costs and advertising expense associated with the greater number of stores in operation the full year of fiscal 1995 compared to fiscal 1994 and an increase in corporate infrastructure to support the new stores. Payroll costs increased $1,598,000, primarily due to an increase in the corporate staff to support the Company's growth and the expansion of the Company's distribution center. Advertising expense increased $871,000 due to the greater number of stores in operation for the full fiscal year. Selling, general and administrative expense increased, as a percentage of net sales, faster than the total increase in net sales due to the decline in comparable store sales and lower than expected sales for newer stores. In response to the sales performance and the closing of nine stores, corporate and distribution center staffing and payroll costs are being reduced. However, if same store sales declines continue to be significant, selling, general and administrative expense could continue to increase as a percentage of net sales.

In fiscal 1996, the Company closed nine of its 39 stores. As a result, the Company recorded a provision in the fourth quarter of fiscal 1995 that includes a writedown of fixtures in the stores to net realizable value, the writedown of inventory to the lower of cost or market in accordance with the Company's retail method of accounting, and the lease termination and other costs associated with closing the stores.

The Company incurred $829,000 in net interest expense in fiscal 1995, compared to the prior year, in which the Company generated net interest income. Such change is due to use of the revolving credit facility in fiscal 1995, which was used only on a very limited basis in fiscal 1994.

In fiscal 1995, the Company recognized an income tax benefit as a result of the net operating loss. The Company's effective tax rate in fiscal 1995 was lower than the statutory rate due to full use of its net operating loss carryback potential.

SEASONALITY

The Company's business is seasonal, with its highest sales levels occurring in its third and fourth fiscal quarters. This period, which includes the Fall, Halloween, Thanksgiving and Christmas seasons, has accounted for an average of approximately 60% of the Company's net store sales during the two fiscal years prior to fiscal 1996. The first and second fiscal quarters have historically generated lower than average net sales.

Year to year comparisons of quarterly net store sales are affected by a variety of factors, including the time of store closings, the timing and duration of holiday selling seasons, weather conditions and the timing of new store openings and acquisitions and promotional markdowns. The following table shows net store sales and gross profits for the Company in each fiscal quarter during fiscal 1994, 1995 and 1996.

   FISCAL YEAR        1ST QUARTER            2ND QUARTER              3RD QUARTER             4TH QUARTER
- -----------------   ----------------      -----------------        -----------------       -----------------
Sales                                        (In thousands, except %)
       1994         $10,978   17.3%        $11,122   18.3%           $15,302   24.8%        $24,429   39.6%
       1995         $15,299   23.3%        $13,245   20.2%           $15,254   23.2%        $21,896   33.3%
       1996         $12,763   31.0%        $11,307   27.5%           $ 8,625   20.9%        $ 8,490   20.6%

Gross profit
       1994         $ 4,066   37.0%        $ 3,824   34.4%           $ 5,255   34.3%        $ 3,823   15.6%
       1995         $ 5,046   33.0%        $ 3,655   27.6%           $ 3,677   24.1%        $ 2,243   10.2%
       1996         $ 1,794   14.1%        $ 2,772   24.5%           $   973   11.3%        $  (266)  (3.1)%

LIQUIDITY AND CAPITAL RESOURCES

The Company's current primary need for financing is to maintain inventory for the Company's existing stores. The Company relies on borrowings from banks, internally generated funds and credit made available by vendors to finance its inventory.

The Company has historically increased its inventory levels throughout the Spring and early Fall, with inventories peaking in late October in anticipation of the fourth fiscal quarter selling period. Trade credit, arising from the willingness of the Company's vendors to grant extended payment terms for inventory purchases, represents a significant source of financing for inventories. Due to borrowing base limitations and declining sales trends, the average aging of the Company's trade payables increased. Delayed vendor payments caused most vendors to slow or suspend merchandise shipments to the Company, which had a material adverse effect on the Company's operations.

In May 1995, the Company proposed a five year payout plan to its vendors for overdue trade payables, referred to as the "Amber's Unsecured Creditors Repayment Plan" and, in conjunction with such Plan, the Company attempted to negotiate the restoration of regular shipments of merchandise to the Company's stores. Although unsecured creditors representing over 70% of the Company's total outstanding payables assented to this out-of-court repayment plan, several creditors continued demands and pursued litigation against the Company.

Due to the Company's continued decline in store sales, its lack of borrowing capacity under its existing credit facility, and the resulting reduction or interruption in inventory shipments to the Company, combined with the demands and lawsuits filed by unsecured creditors unwilling to support the Company's Unsecured Creditors Repayment Plan, the Company concluded that such Repayment Plan was not feasible. As a result, on September 8, 1995, the Company filed a voluntary petition under Chapter 11 of the Code in the Bankruptcy Court. The Chapter 11 case was determined by the Company to be the most effective means for the Company to restructure its operations. On September 13, 1995, the Company filed with the Bankruptcy Court its Plan of Reorganization under Chapter 11 of the Code. On January 19, 1996, the Company filed an amended Plan of Reorganization (the "Plan") consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. If sufficient additional cash is not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review the Old America Proposal discussed above. The final Plan may require additional material adjustments to asset values and liabilities which could result from asset disposals or liquidation of liabilities at amounts different than presently reflected in the accompanying consolidated financial statements. Additionally, there can be no assurance that the Company's Plan will be successful.

The Company entered in to a three-year revolving credit facility effective September 22, 1995, with Norwest Bank, N.A. ("Norwest") providing for borrowings up to $10 million, subject to certain borrowing base restrictions. The "debtor-in-possession" financing arrangement was approved by the Bankruptcy Court and replaced the Company's existing $15 million facility. The Norwest credit facility provides the Company with a higher borrowing capacity and is secured by a lien on substantially all assets of the Company. The facility is used to provide working capital and to secure the bank in the issuance of letters of credit requested by the Company. Advances bear interest on the principal amount outstanding at a rate equal to the lender's prime rate plus 2.25%. The agreement requires the Company to pay a commitment fee on the unborrowed amount at a rate of .5% per annum. Under the terms of the agreement, the Company is required to comply with certain financial and nonfinancial covenants, including a prohibition of the payment of dividends and limitation on capital expenditures. As of May 7, 1996, the Company had borrowings under the facility totaling $6,072,000 on a borrowing base of $6,250,000.

During fiscal 1994, 1995 and 1996, the Company had net cash provided by (used in) operating activities of ($8,132,000), ($9,396,000) and $5,201,000, respectively. Cash used in operating activities for fiscal 1994 was used primarily to support the inventories in new stores and was financed with the proceeds from the Company's common stock offering in April 1993. Cash used in operating activities for fiscal 1995 was primarily a result of the net loss and a reduction in accounts payable, and was financed with borrowings from the Company's revolving credit facility. Cash provided by operating activities for fiscal 1996 was due primarily to the reduction in inventory from store closings and an increase in trade payables offset by the Company's net loss. The cash provided by operating activities in fiscal 1996 funded the reduction in the Company's revolving credit facility. During fiscal 1994, 1995 and 1996, the Company used $2,937,000, $1,243,000 and $163,000 in cash, respectively, to purchase property and equipment. Additions to property and equipment in fiscal 1994 primarily included expenditures related to 14 new store openings. These expenditures were financed with the proceeds from the Company's common stock offering in April 1993. Additions to property and equipment in fiscal 1995 primarily included expenditures related to the opening of one new store, the relocation of an existing store, the relocation of the Company's distribution center and corporate office, and the enhancement of the Company's management information systems. These expenditures were financed with borrowing from the Company's revolving credit facility. Additions to property and equipment in fiscal 1996 primarily included expenditures related to the relocation of the Company's corporate office. Management anticipates opening no new stores in the current fiscal year, and as discussed above, the Company will complete the closing of three additional stores by the end of July 1996.

UNCERTAINTIES DUE TO BANKRUPTCY PROCEEDINGS

Due to the uncertainties arising in connection with the postponement of the confirmation hearing on the Plan and the Old America Proposal, the Company is currently unable to predict its needs for liquidity and capital resources on either a short term or long term basis. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements, together with the report of independent auditors, are included on pages 20 through 30 of this document. Financial statement schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's 1996 Annual Meeting of Shareholders (the "Proxy Statement"), under the headings "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the captions "Management Compensation--Report of the Compensation Committee of the Board of Directors on Executive Compensation and--Stock Performance Chart" is not incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1)  Financial statements:

           The financial statements filed as a part of this report are listed in the Index to Consolidated Financial Statements on page 19.

      (2)  Financial statement schedules:

           All financial statement schedules have been omitted as the required information is contained in the Consolidated Financial Statements or the requirement is not applicable.

      (3)  Exhibits

           The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

  (b) Reports on Form 8-K:

      None.

  (c) Exhibits:

   3.1     Restated Articles of Incorporation of the Registrant(2)
   3.2     Restated Bylaws of the Registrant(2)
   4.1     Specimen Common Stock Certificate(2)
  10.1     Ben Franklin Crafts, Inc. Standard Franchise Agreement dated
           April 6, 1990, between Ben Franklin Crafts, Inc. and JAAR Craft, Inc. (subsequently merged into the Registrant)(2)
  10.2 Owner's Guaranty and Assumption of Franchisee's Obligations dated April 6, 1990, executed by the Registrant for the benefit of Ben Franklin Crafts, Inc.(2)
  10.3 Ben Franklin Crafts, Inc. Area Development Agreement dated April 6, 1990, between Ben Franklin Crafts, Inc. and JAAR Craft, Inc.(2)
  10.4 First Amendment to Ben Franklin Crafts, Inc. Area Development Agreement dated January 3, 1993, between Ben Franklin Crafts, Inc. and JAAR Craft, Inc.(2)
  10.5 Owner's Guaranty and Assumption of Developer's Obligations dated April 6, 1990, executed by the Registrant for the benefit of Ben Franklin Crafts, Inc.(2)
  10.6 Ben Franklin Crafts, Inc. Standard Franchise Agreement dated March 2, 1992, between Ben Franklin Crafts, Inc. and JAAR Craft of Louisiana, Inc. (subsequently merged into JAAR Craft, Inc.)(2)
  10.7     Ben Franklin Crafts, Inc. Standard Franchise Agreement dated
           August 11, 1993, between Ben Franklin Crafts, Inc. and JAAR Craft, Inc.(1)
  10.8     Registrant's 1992 Stock Option Plan, as amended(1)
  10.9 Form of Indemnity Agreement entered into between the Registrant and each of its directors and officers(2)
  10.10 Loan Agreement dated as of July 31, 1992, between the Registrant and NationsBank of Texas, N.A.(2)
  10.11    First Amendment to Loan Agreement dated October 16, 1992(4)
  10.12    Second Amendment to Loan Agreement dated January 24, 1994(1)
  10.13 Renewal Promissory Note dated January 24, 1994, of the Registrant to NationsBank of Texas, N.A.(1)
  10.14 Security Agreement dated January 24, 1994, between Amber's Marketing, Inc. and NationsBank of Texas, N.A.(1)

 10.15     Security Agreement dated January 24, 1994, between Amber's
           Licensing Co. and NationsBank of Texas, N.A.(1)
 10.16     Guaranty dated January 24, 1994, executed by Amber's Marketing,
           Inc. for the benefit of NationsBank of Texas, N.A.(1)
 10.17 Guaranty dated January 24, 1994, executed by Amber's Licensing Co. for the benefit of NationsBank of Texas, N.A.(1)
 10.18     Third Amendment to Loan Agreement effective as of January 31, 1994(1)
 10.19 Renewal Promissory Note effective as of January 31, 1994, of the Registrant to NationsBank of Texas, N.A.(1)
 10.20     Fourth Amendment to Loan Agreement effective as of July 31, 1994(6)
 10.21     Asset Purchase Agreement dated September 23, 1992, among the
           Company and G&R Crafts, Inc., G&R Graham Enterprises, Ltd., G&R Merchandising, Inc., and High Plains Variety, Inc. and Tommy
           Graham and Carroll Rexrode(3)
 10.22 Agreement Not to Compete between the Company and Tommy Graham dated October 16, 1992(3)
 10.23 Agreement Not to Compete between the Company and Carroll Rexrode dated October 16, 1992(3)
 10.24 Separation Payment Agreement between the Company and Tracy J. Mandart, Jr. dated September 28, 1993(5)
 10.25     Financing Agreement dated October 3, 1994, between the Registrant and The CIT Group/Business Credit, Inc.(7)
 10.26 Security Agreement dated October 3, 1994, between JAAR Craft, Inc. and The CIT Group/Business Credit, Inc.(7)
 10.27     Trademark Security Agreement dated October 3, 1994, between
           Amber's Stores, Inc. and The CIT Group/Business Credit, Inc.(7)
 10.28 Trademark Security Agreement dated October 3, 1994, executed by Amber's Licensing Co. in favor of The CIT Group/Business Credit, Inc.(7)
 10.29     Guaranty dated October 3, 1994, executed by JAAR Craft, Inc.,
           Amber's Marketing, Inc., Craft Marketing, Inc. and Amber's
           Licensing Co. in favor of The CIT Group/Business Credit, Inc.(7)
 10.30 Waiver and Amendment letter dated November 22, 1994, between the Registrant and The CIT Group/Business Credit, Inc.(7)
 10.31     Consulting Agreement dated March 10, 1995 between the Registrant and Wimmer Associates, Inc.(8)
 10.32 Employment Agreement dated as of March 10, 1995 between the Registrant and J. Lamar Roberts(9)
 10.33 Employment Agreement dated as of March 10, 1995 between the Registrant and J. Lynn Kitchens(9)
 10.34 Employment Agreement dated as of March 10, 1995 between the Registrant William L. Grimes(9)
 10.35     Forbearance Agreement dated April 11, 1995 between the Registrant and The CIT Group/Business Credit, Inc.(8)
 10.36     Forbearance Agreement dated as of June 1, 1995 between the
           Registrant and The CIT Group/Business Credit, Inc.(10)
 10.37     Forbearance Agreement dated July 1, 1995 between the Registrant and The CIT Group/Business Credit, Inc.(11)
 10.38     Debtor-in-Possession Revolving Credit and Security Agreement dated as of September 18, 1995, between the Registrant and Norwest Bank Minnesota, N.A.(12)
 10.39 Revolving Note dated as of September 18, 1995, of the Registrant to Norwest Bank Minnesota, N.A.(12)
 10.40     First Amendment to Debtor-in-Possession Revolving Credit and
           Security Agreement dated as of March 1996, between the Registrant and Norwest Bank Minnesota, N.A.(13)
 21        Subsidiaries(13)
 23        Consent of Independent Auditors(13)

   ----------------------
   (1) Previously filed as an exhibit to the Registrant's Form 10-K for the year ended January 31, 1994.

   (2) Previously filed as an exhibit to the Registrant's Registration Statement No. 33-48429 on Form S-1 and incorporated herein by reference.

   (3) Previously filed as an exhibit to the Registrant's Form 8-K dated October 16, 1992, and incorporated herein by reference.

   (4) Previously filed as an exhibit to the Registrant's Registration Statement No. 33-59260 on Form S-1 and incorporated herein by reference.

   (5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993.

   (6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

   (7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 1994.

   (8) Previously filed as an exhibit to the Registrant's Form 10-K for the year ended January 29, 1995.

   (9) Previously filed as an exhibit to the Registrant's Form 10-K/A Amendment No. 1 for the year ended January 29, 1995.

   (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

   (11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1995.

   (12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 29, 1995.

   (13)  Filed herewith.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----
Report of Independent Auditors                                                              20
Consolidated Balance Sheets as of January 29, 1995 and January 28, 1996                     21
Consolidated Statements of Operations for each of the three years in
   the period ended January 28, 1996                                                        22
Consolidated Statements of Shareholders' Equity (Deficit) for each of the
   three years in the period ended January 28, 1996                                         23
Consolidated Statements of Cash Flows for each of the three years
   in the period ended January 28, 1996                                                     24
Notes to Consolidated Financial Statements                                                  25

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Amber's Stores, Inc.

We have audited the accompanying consolidated balance sheets of Amber's Stores, Inc. and subsidiaries as of January 29, 1995 and January 28, 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amber's Stores, Inc. and subsidiaries at January 29, 1995 and January 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1, the Company has filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company's ability to comply with its debtor-in-possession financing agreement, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The consolidated financial statements do not include any adjustments relating to the realization or classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.


                                                               ERNST & YOUNG LLP

Dallas, Texas
May 3, 1996

                     AMBER'S STORES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                     ASSETS

                                                                       January 29,      January 28,
                                                                           1995             1996
                                                                       -----------      -----------
Current assets:
    Cash                                                                $     384        $      62
    Merchandise inventories                                                24,719            8,129
    Prepaid expenses and other                                              1,690              144
                                                                        ---------        ---------
             Total current assets                                          26,793            8,335
Property and equipment, net                                                 4,489            1,889
Deposits and other assets                                                     929              529
                                                                        ---------        ---------
             Total assets                                               $  32,211        $  10,753
                                                                        =========        =========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Post-petition liabilities:
   Current liabilities
    Accounts payable                                                    $   8,666        $     512
    Accrued liabilities                                                     3,142            1,097
    Revolving credit facility                                              11,163            6,020
                                                                        ---------        ---------
             Total current liabilities                                     22,971            7,629

   Deferred rent                                                              559              201

Liabilities subject to compromise                                              --           14,874

Commitments

Shareholders' equity (deficit):
    Common stock, $.01 par value:
       Authorized shares--25,000,000
       Issued and outstanding shares--5,496,800                                55               55
    Paid-in capital                                                        17,385           17,385
    Accumulated deficit                                                    (8,759)         (29,391)
                                                                        ---------        ---------
             Total shareholders' equity (deficit)                           8,681          (11,951)
                                                                        ---------        ---------
             Total liabilities and shareholders' equity (deficit)       $  32,211        $  10,753
                                                                        =========        =========

                            See accompanying notes.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)

                                                                          Fiscal Year
                                                         -------------------------------------------
                                                            1994             1995             1996
                                                         ---------        ---------        ---------
Net sales                                                $  61,839        $  65,694        $  41,185
Cost of sales and occupancy expense                         44,871           51,073           35,913
                                                         ---------        ---------        ---------
Gross profit                                                16,968           14,621            5,273
Selling, general, and administrative expense                19,728           23,272           17,901
Provision for store closings                                    --            4,048            6,300
                                                         ---------        ---------        ---------
Operating loss                                              (2,760)         (12,699)         (18,928)
Interest income (expense), net                                   4             (829)          (1,372)
Other income                                                   325              284              232
                                                         ---------        ---------        ---------
Loss before reorganization items and income
   tax benefit                                              (2,431)         (13,244)         (20,068)
Reorganization items
   Professional fees                                            --               --              546
   Other expenses                                               --               --               18
                                                         ---------        ---------        ---------
                                                                --               --              564
                                                         ---------        ---------        ---------
Loss before income tax benefit                              (2,431)         (13,244)         (20,632)
Income tax benefit                                            (939)          (1,113)              --
                                                         ---------        ---------        ---------
Net loss                                                 $  (1,492)       $ (12,131)       $ (20,632)
                                                         =========        =========        =========

Loss per share                                           $    (.28)       $   (2.21)       $   (3.75)
                                                         =========        =========        =========

Weighted average common shares outstanding                   5,396            5,497            5,497
                                                         =========        =========        =========

                            See accompanying notes.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands except share data)

                                                                         Retained
                                 Number        Common      Paid-in       Earnings
                                of Shares      Stock       Capital      (Deficit)       Total
                               ----------     --------   -----------   -----------   -----------
Balance at January 31, 1993     4,700,000     $     47    $    7,355   $     4,864   $    12,266
   Net proceeds of common
      stock offering              796,800            8        10,030            --        10,038
   Net loss                            --           --            --        (1,492)       (1,492)
                               ----------     --------    ----------   -----------   -----------
Balance at January 30, 1994     5,496,800           55        17,385         3,372        20,812
   Net loss                            --           --            --       (12,131)      (12,131)
                               ----------     --------    ----------   -----------   -----------
Balance at January 29, 1995     5,496,800           55        17,385        (8,759)        8,681
   Net loss                            --           --            --       (20,632)      (20,632)
                               ----------     --------    ----------   -----------   -----------
Balance at January 28, 1996     5,496,800     $     55    $   17,385   $   (29,391)  $   (11,951)
                               ==========     ========    ==========   ===========   ===========

                            See accompanying notes.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Fiscal Year
                                                         -------------------------------------------
                                                            1994             1995             1996
                                                         ---------        ---------        ---------
OPERATING ACTIVITIES
Net loss                                                 $  (1,492)       $ (12,131)       $ (20,632)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                             611              956            1,288
     Gain on sale of assets                                     --               11             (106)
     Provision for store closings                               --            4,048            6,300
     Deferred rent                                              97              (16)            (161)
     Deferred federal income tax benefit                       (37)             188               --
     Changes in operating assets and liabilities:
        Merchandise inventories                            (12,196)             470           14,491
        Prepaid expenses and other                          (1,446)              74            1,546
        Accounts payable                                     6,692           (2,989)             512
        Accrued liabilities                                   (125)              (7)           1,097
        Income taxes payable                                  (236)              --               --
        Liabilities subject to compromise                       --               --              866
                                                         ---------        ---------        ---------
Net cash provided by (used in) operating activities         (8,132)          (9,396)           5,201

INVESTING ACTIVITIES
Additions to property and equipment                         (2,937)          (1,243)            (163)
Cash received on sale of assets                                 --               --              219
Deposits and other assets                                     (186)            (509)            (436)
                                                         ---------        ---------        ----------
Net cash used in investing activities                       (3,123)          (1,752)            (380)

FINANCING ACTIVITIES
Net borrowings (repayments) under
   revolving credit facility                                    --           11,163           (5,143)
Net proceeds from common stock offering                     10,038               --               --
                                                         ---------        ---------        ---------
Net cash provided by (used in) financing activities         10,038           11,163           (5,143)
                                                         ---------        ---------        ----------

Net increase (decrease) in cash                             (1,217)              15             (322)
Cash at beginning of period                                  1,586              369              384
                                                         ---------        ---------        ---------
Cash at end of period                                    $     369        $     384        $      62
                                                         =========        =========        =========

Cash paid during the period for:
     Interest                                            $      29        $     601        $     974
     Income taxes                                        $     270        $      --        $      --


                            See accompanying notes.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. CHAPTER 11 REORGANIZATION AND BASIS OF PRESENTATION

On September 8, 1995 (the "Petition Date"), Amber's Stores, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. A creditors' committee was formed, which has the right to review and object to transactions outside the ordinary course and participate in the Company's Plan of Reorganization.

On January 19, 1996, the Company filed an amended Plan of Reorganization (the "Plan") consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. If sufficient additional cash is not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review of a proposal made on May 2, 1996, by Old America Stores, Inc. ("Old America") to acquire substantially all assets of the Company (the "Old America Proposal"). Although the terms of the Old America Proposal are not yet definitive, it is contemplated that Old America would pay bankruptcy administrative costs, post-petition liabilities, secured claims and six cents on the dollar to unsecured creditors. Holders of the Company's outstanding common stock would receive nothing for their interests in the Company.

The consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon, among other things, confirmation of its Plan of Reorganization, its ability to comply with debtor-in-possession financing agreements, future profitable operations, and the ability to generate sufficient cash from operations to meet obligations. The final Plan of Reorganization may require additional material adjustments to asset values and liabilities which could result from asset disposals or liquidation of liabilities at amounts different than presently reflected in the accompanying consolidated financial statements.

As of the Petition Date, actions to collect prepetition indebtedness were stayed and other contractual obligations could not be enforced against the Company. Certain prepetition liabilities were approved by the Bankruptcy Court for payment in the ordinary course of business.

Subject to Bankruptcy Court approval and certain other limitations, the Company has the right to assume or reject real estate leases, personal property leases, service contracts and other unexpired prepetition executory contracts. Parties to contracts which are rejected are entitled to file claims for losses or damages sustained as a result of the rejection. Management's estimate of allowable claims that will result from contracts that management rejected or intends to reject has been included within liabilities subject to compromise. Liabilities subject to compromise represent those liabilities and obligations whose disposition is dependent upon the outcome of the Chapter 11 proceedings. Management may reject other executory contracts, or the Bankruptcy Court may allow claims for contingencies and other disputes, and if so, the allowable claims will constitute additional liabilities subject to compromise. These potential allowable claims have not been reflected in the accompanying consolidated financial statements.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company is a specialty retailer of arts and crafts products and related merchandise used chiefly for craft and hobby projects, home decorating and personalized gifts. The Company operates 14 retail stores, with eight stores in Texas, three in Louisiana, two in Missouri, and one in Mississippi. The Company operates three additional stores that it is in the process of closing.

CONSOLIDATION

The consolidated financial statements include the accounts of Amber's Stores, Inc. and its wholly owned subsidiaries (collectively referred to herein as the "Company"). All significant intercompany accounts have been eliminated.

FISCAL YEAR

Effective with the beginning of fiscal 1995, the Company changed its fiscal year from one ending January 31 to a 52/53-week year ending on the Sunday closest to January 31. The results for the year ended January 30, 1994, have been restated for comparative purposes to conform to the change in the Company's fiscal calendar. The impact of the restatement of fiscal 1994 results was not significant.

CASH

In accordance with the Company's revolving credit facility agreement, cash from store sales is deposited directly into local depository accounts owned by the lender and then transferred to a concentration account also owned by the lender. Collected funds are transferred to the lender's account and then posted against the amount outstanding under the loan. Substantially all cash included in the consolidated balance sheet represents restricted funds in the local depository accounts and concentration account that have not yet been transferred to the lender's account.

MERCHANDISE INVENTORIES

Store merchandise inventories are valued at the lower of cost (determined by a retail method) or market. Distribution center inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are expensed upon the first showing of the related advertisement. Total advertising expense was approximately $4,529,000, $5,400,000, and $4,054,000 for fiscal 1994, 1995, and 1996, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The carrying value of inventory, in particular, is dependent on, among other things, management's intentions and assumptions as to the liquidation of merchandise inventory. Actual results could differ from these estimates and can differ if changes in management's intentions and assumptions and approaches to the liquidation are made.

PREOPENING COSTS

Preopening costs are expensed as incurred. Preopening costs consist primarily of labor, supplies and occupancy costs incurred prior to each new store's opening.

STOCK OPTION PLAN

In accordance with the Company's 1992 Stock Option Plan, options to purchase an aggregate of 750,000 shares may be granted to officers, key employees and consultants. As all previous stock option agreements were canceled as a result of the rejection of these agreements during bankruptcy proceedings, there are no options outstanding as of April 29, 1996.

LOSS PER SHARE

Loss per share data is based on the weighted average number of shares outstanding during the year divided into net loss.

3.  PROPERTY AND EQUIPMENT

                                                  January 29,      January 28,
                                                      1995             1996
                                                  -----------      -----------
                                                         (In thousands)
Furniture and fixtures                             $   4,876        $   2,271
Leasehold improvements                                 1,053              654
Equipment                                                147               99
                                                   ---------        ---------
                                                       6,076            3,024
Less accumulated depreciation                         (1,587)          (1,135)
                                                   ---------        ---------
                                                   $   4,489        $   1,889
                                                   =========        =========

                     AMBER'S STORES, INC. AND SUBSIDIARIES

4.  ACCRUED LIABILITIES

                                                           January 29,      January 28,
                                                               1995             1996
                                                           -----------      -----------
                                                                  (In thousands)
Store closing reserve                                       $   1,728        $      --
Professional fees                                                  --              406
Salaries, bonuses, and other payroll related costs                330              201
Taxes, other than income and payroll                              322              263
Other                                                             762              227
                                                            ---------        ---------
                                                            $   3,142        $   1,097
                                                            =========        =========

As of January 29, 1995, the Company recorded a provision of $4,048,000 for the closing of nine of its stores that were closed in the second quarter of fiscal 1995. In the second quarter of fiscal 1996, the Company recorded a provision of $6,400,000 representing costs associated with the closing of 10 stores and the Company's distribution center. The provision for the second quarter of fiscal 1996 was offset in the fourth quarter of fiscal 1996 by $2,074,000 due to mitigation of certain lease obligations related to the closed stores. In addition, in the fourth quarter of fiscal 1996, the Company accrued $1,974,000 for six additional stores to be closed in fiscal 1997. The provision includes a writedown of fixtures in the stores to net realizable value, the writedown of inventory in the stores to the lower of cost or market in accordance with the Company's retail method of accounting, and the lease termination and other costs associated with closing the stores. The provision for lease termination costs associated with closing stores is included in liabilities subject to compromise. See Note 5. Sales for the fourteen continuing stores totaled $18,326,000 in fiscal 1996.

5.  LIABILITIES SUBJECT TO COMPROMISE

                                                          January 28,
                                                              1996
                                                          -----------
                                                         (In thousands)
Accounts payable                                           $   9,956
Obligations under rejected executory contracts                 3,962
Priority tax claims                                              700
Other                                                            256
                                                           ---------
                                                           $  14,874
                                                           =========

6.  INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                     AMBER'S STORES, INC. AND SUBSIDIARIES

6.  INCOME TAXES (CONTINUED)

                                                        January 29,      January 28,
                                                            1995             1996
                                                        -----------      -----------
                                                               (In thousands)
Deferred tax assets:
   Net operating loss carryforward                       $   1,772        $   8,777
   Inventory valuation                                         981              330
   Store closing reserve                                       588            1,347
   Rent expense book over tax                                  190               69
   Credit for prior year alternative minimum tax               127              127
                                                         ---------        ---------
      Total deferred tax assets                              3,658           10,650
                                                         ---------        ---------
Deferred tax liabilities:
   Tax over book depreciation and amortization                 261              257
   Other, net                                                   31               14
                                                         ---------        ---------
      Total deferred tax liabilities                           292              271
                                                         ---------        ---------
Net deferred tax asset                                       3,366           10,379
Valuation allowance                                         (3,366)         (10,379)
                                                         ---------        ---------
                                                         $      --        $      --
                                                         =========        =========


                                                                                    Fiscal Year
                                                                   -------------------------------------------
                                                                      1994             1995             1996
                                                                   ---------        ---------        ---------
                                                                                  (In thousands)
Income tax benefit:
   Current
   Federal                                                         $    (793)       $  (1,327)       $      --
   State                                                                (109)              26               --
   Deferred-federal                                                      (37)             188               --
                                                                   ---------        ---------        ---------
                                                                   $    (939)       $  (1,113)       $      --
                                                                   =========        =========        =========

Reconciliation of income tax benefit  to statutory rate:
   Income tax benefit at statutory rate                            $    (822)       $  (4,503)       $  (7,014)
   State income tax (benefit), net of federal income tax
     benefit                                                             (72)              17               --
   Change in valuation allowance                                          --            3,366            7,013
   Other                                                                 (45)               7                1
                                                                   ---------        ---------        ---------
                                                                   $    (939)       $  (1,113)       $      --
                                                                   =========        =========        =========

The Company has a net operating loss carryforward of approximately $25,816,000 for federal income tax purposes which expires at the end of fiscal 2011. The Company has an alternative minimum tax credit carryforward of $127,000 available for an indefinite period. Any changes in the stock ownership of the Company could limit the net operating loss utilization.

                     AMBER'S STORES, INC. AND SUBSIDIARIES

7.  REVOLVING CREDIT FACILITY

The Company entered in to a three-year revolving credit facility effective September 22, 1995, with Norwest Bank, N.A. ("Norwest") providing for borrowings up to $10 million, subject to certain borrowing base restrictions. The "debtor-in-possession" financing arrangement was approved by the Bankruptcy Court and replaced the Company's existing $15 million facility. The Norwest credit facility provides the Company with a higher borrowing capacity and is secured by a lien on substantially all assets of the Company. The facility is used to provide working capital and to secure the bank in the issuance of letters of credit requested by the Company. Advances bear interest on the principal amount outstanding at a rate equal to the lender's prime rate plus 2.25% (10.75% at January 28, 1996). The agreement requires the Company to pay a commitment fee on the unborrowed amount at a rate of .5% per annum.
Under the terms of the agreement, the Company is required to comply with certain financial and nonfinancial covenants, including a prohibition of the payment of dividends and limitation on capital expenditures. As of April 30, 1996, the Company had borrowings under the facility totaling $6,073,000 on a borrowing base of $6,250,000. The carrying amount of the outstanding balance approximates its fair value. In addition, the Company's Plan contemplates an increase in the current borrowing rate as a percentage of retail inventory.
The Plan is not confirmable without such an increase and commitment from the bank for post-confirmation financing. The Company has not yet received a commitment from Norwest regarding an increase in the borrowing rate and commitment for post-confirmation financing. As such, the revolving credit facility is classified as a current liability until the post-confirmation lending is in place. Although the financing may be obtained, there can still be no assurance that the Company's Plan will be successful.

8.  COMMITMENTS

OPERATING LEASES

The Company operates store facilities that are leased under noncancelable operating leases expiring at various dates through 2008, the majority of which contain renewal options that are generally for five years. All of the Company's stores are located in leased facilities, the majority of which have primary lease terms ranging from five to ten years. Store leases generally provide for yearly minimum rental paid in equal monthly installments plus the payment of other charges, such as real estate taxes, which are often subject to escalation clauses. In addition, the majority of store leases require payments of a percentage of net sales in excess of specified net sales levels, although historically such payments have been insignificant. Total rent expense was approximately $4,182,000, $5,914,000 and $4,784,000 for fiscal 1994, 1995 and
1996, respectively. Future minimum lease payments for noncancelable operating leases for the 14 stores the Company currently intends to operate and the Company's corporate office are as follows:

                                                        (In thousands)
       1997                                              $   1,388
       1998                                                  1,261
       1999                                                  1,133
       2000                                                    975
       2001                                                    932
       Thereafter                                            2,859
                                                         ---------
                                                         $   8,548
                                                         =========

LITIGATION

The Company is a defendant from time to time in routine lawsuits incidental to its business. As a part of the bankruptcy proceedings, all such lawsuits have been stayed.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMBER'S STORES, INC.



                                     By:   /s/ Neal W. Stevens
                                           -------------------------------------
                                           Neal W. Stevens
                                           President and Chief Executive Officer

                                     Dated:   May 10, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.

             SIGNATURE                           CAPACITY                          DATE
             ---------                           --------                          ----
/s/ Ron Craft                         Chairman of the Board                    May 10, 1996
- ------------------------------
Ron Craft

/s/ Neal W. Stevens                   President and Chief Executive Officer    May 10, 1996
- ------------------------------        (Principal Executive Officer)
Neal W. Stevens

/s/ J. Lamar Roberts                  Vice President--Finance, Treasurer       May 10, 1996
- ------------------------------        and Chief Financial Officer (Principal
J. Lamar Roberts                      Financial and Accounting Officer)


/s/ J. Lynn Kitchens                  Director                                 May 10, 1996
- ------------------------------
J. Lynn Kitchens

/s/ James S. Hopson, Jr.              Director                                 May 10, 1996
- ------------------------------
James S. Hopson, Jr.

/s/ Samuel P. Mitchell                Director                                 May 10, 1996
- ------------------------------
Samuel P. Mitchell

/s/ C. J. Wofford                     Director                                 May 10, 1996
- ------------------------------
C. J. Wofford

/s/ Charles Brewer                    Director                                 May 10, 1996
- ------------------------------
Charles Brewer

/s/ Hal Compton                       Director                                 May 10, 1996
- ------------------------------
Hal Compton

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION
- -------               -----------
10.40                 First Amendment to Debtor-in-Possession
                      Revolving Credit and Security Agreement

21                    Subsidiaries

23                    Consent of Independent Auditors

27                    Financial Data Schedule