Form 10-Q
period 1996-04-28
AMBERS STORES INC
filed 1996-06-18
CIK 888456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 28, 1996

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____________ to _____________

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

                                 (214) 889-1199
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                          NO
                    -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding as
                    Title                            of June 14, 1996
                    -----                            ----------------

   Common Stock, par value $.01 per share                5,496,800

                              AMBER'S STORES, INC.

                                   FORM 10-Q

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                              AMBER'S STORES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                  (Unaudited)

                                                                    April 28,       January 28,
                                                                      1996              1996
                                                                    ---------        ---------
Current assets:
     Cash                                                           $     15         $     62
     Merchandise inventories                                           7,276            8,129
     Other current assets                                                110              144
                                                                    --------         --------
Total current assets                                                   7,401            8,335

Property and equipment, at cost                                        2,970            3,024
     Less accumulated depreciation                                     1,232            1,135
                                                                    --------         --------
                                                                       1,738            1,889

Deposits and other assets                                                509              529
                                                                    --------         --------
                                                                    $  9,648         $ 10,753
                                                                    ========         ========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                               $    861         $    512
     Accrued liabilities                                               1,062            1,097
     Line of credit                                                    6,177            6,020
                                                                    --------         --------
                 Total current liabilities                             8,100            7,629

Deferred rent                                                            191              201

Liabilities subject to compromise:
     Accounts payable                                                  9,956            9,956
     Obligations under rejected executory contracts                    3,962            3,962
     Priority tax claims                                                 700              700
     Other                                                               225              256
                                                                    --------         --------
                                                                      14,843           14,874
Shareholders' equity (deficit):
     Common stock - 5,496,800 shares outstanding                          55               55
     Paid-in capital                                                  17,385           17,385
     Accumulated deficit                                             (30,926)         (29,391)
                                                                    --------         --------
                 Total shareholders' equity (deficit)                (13,486)         (11,951)
                                                                    --------         --------
                                                                    $  9,648         $ 10,753
                                                                    ========         ========


See accompanying notes.

                              AMBER'S STORES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                                        Three Months Ended
                                                                    --------------------------
                                                                    April 28,        April 30,
                                                                      1996             1995
                                                                    ---------        ---------
Net sales                                                           $  4,683         $  12,763
Cost of sales and occupancy expense                                    3,542            10,970
                                                                    --------         ---------
Gross profit                                                           1,141             1,793
Selling, general and administrative expense                            2,469             5,994
                                                                    --------         ---------
Operating loss                                                        (1,328)           (4,201)
Interest expense, net                                                   (203)             (360)
Other income                                                               7                27
                                                                    --------         ---------
Loss before reorganization items and income taxes                     (1,524)          (4,534)
Reorganizations items                                                     11               --
                                                                    --------         ---------
Loss before income taxes                                              (1,535)          (4,534)
Provision for income taxes                                                --               --
                                                                    --------         ---------
Net loss                                                            $ (1,535)        $ (4,534)
                                                                    ========         ========

Loss per share                                                      $  (0.28)       $   (0.82)
                                                                    ========         ========

Weighted average common shares outstanding                             5,497            5,497
                                                                    ========         ========


See accompanying notes.

                              AMBER'S STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                        Three Months Ended
                                                                    --------------------------
                                                                    April 28,        April 30,
                                                                      1996             1995
                                                                    ---------        ---------
OPERATING ACTIVITIES:
Net loss                                                            $ (1,535)        $ (4,534)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                       134              259
     Deferred rent                                                       (10)             (26)
     Changes in operating assets and liabilities:
        Merchandise inventories                                          853            5,202
        Other current assets                                              34              742
        Accounts payable                                                 349             (811)
        Accrued liabilities                                              (35)              99
        Liabilities subject to compromise                                (31)              --
                                                                    --------         --------
Net cash provided by (used in) operating activities                     (241)             931

INVESTING ACTIVITIES:
Additions to property and equipment                                      (34)            (134)
Cash received from sale of assets                                         88               --
Deposits and other assets                                                (17)              --
                                                                    --------         --------
Net cash provided by (used in) investing activities                       37             (134)

FINANCING ACTIVITIES:
Advances (repayments) under line of credit                               157             (823)
                                                                    --------         --------
Net cash provided by (used in) financing activities                      157             (823)
                                                                    --------         --------

Net decrease in cash                                                     (47)             (26)
Cash at beginning of period                                               62              384
                                                                    --------         --------
Cash at end of period                                               $     15         $    358
                                                                    ========         ========

Cash paid during the period for interest                            $    166         $    297



See accompanying notes.

                              AMBER'S STORES, INC.

                   Notes to Consolidated Financial Statements
                   For the Three Months Ended April 28, 1996
                                  (Unaudited)


Note A

The accompanying financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the three months ended April 28, 1996. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months ended April 28, 1996 are not indicative of the results to be expected for the entire year. In addition, due to the Company's filing under Chapter 11 of the U.S. Bankruptcy Code and uncertainty regarding the Company's Plan of Reorganization, the results for the three months ended April 28, 1996, may not be indicative of the results to be expected for the entire year. See "Liquidity and Capital Resources."

Note B

Store merchandise inventories are valued at the lower of cost (determined by the retail method) or market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Amber's Stores, Inc. (the "Company") is a specialty retailer of arts and crafts products and related merchandise used chiefly for craft and hobby projects, home decorating and personalized gifts. The Company operates 14 retail stores, with eight stores in Texas, three in Louisiana, two in Missouri, and one in Mississippi. The Company operates three additional stores that it is in the process of closing.

Primarily as a result of liquidity constraints and declining store sales, the Company filed a Voluntary Petition for Relief under Chapter 11 of the Code on September 8, 1995. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. See "Liquidity and Capital Resources."

On January 19, 1996, the Company filed an amended Plan of Reorganization (the "Plan") consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. The Plan contemplated that if sufficient additional cash was not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. The Company's Plan also contemplated an increase in the current borrowing rate as a percentage of retail inventory. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review of a proposal made by Old America Stores, Inc. ("Old America") to acquire substantially all assets of the Company. Based on an agreement read into the record of the U. S. Bankruptcy Court on May 16, 1996 ("the Old America Agreement"), Old America agreed to satisfy all secured claims, administrative claims, including priority claims, post- petition liabilities, and professional fees subject to a 10 percent reduction in the billed amounts, and to provide a fund in the aggregate not to exceed $600,000 to pay allowed, unsecured claims five cents on the dollar. Under the Old America Agreement, holders of the Company's outstanding common stock would have received nothing for their interests in the Company. On June 6, 1996, Old America informed the Company that it was withdrawing its proposal to acquire Amber's.

Due to the delay in the confirmation hearing for the Company's Plan, the Company did not receive its expected increase in borrowing rate from its lender. As a result, certain of the Company's post-petition trade payables are past due beyond agreed upon terms. The Company expects that the past due status of its trade payables will continue to adversely impact store inventory levels and future sales. As a result, the Company is now attempting to identify the alternatives available to it, which may include the potential sale of all or substantially all of its stores to other third parties or the liquidation of the Company. Since the Company has no commitment for post-confirmation financing, the Plan, as previously proposed, is not expected to be confirmed. The Company does not expect that any alternatives which may be available to it will result in any recovery to the shareholders. The Company is also exploring any potential claims or causes of action it may have against Old America based upon its failure to proceed with the Old America Agreement. See "Liquidity and Capital Resources."

The consolidated financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, the ability to comply with debtor-in-possession financing agreements, future profitable operations, and the ability to generate sufficient cash from operations to meet obligations. There can be no assurance that any Plan of Reorganization will be confirmed or that the Company will not be liquidated. In addition, any final Plan of Reorganization may require additional material adjustments to asset values and liabilities which could result from asset disposals or liquidation of liabilities at amounts different than presently reflected in the accompanying consolidated financial statements. See "Liquidity and Capital Resources."

Results of Operations

The following table sets forth certain items in the consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

                                                                        Three Months Ended
                                                                    --------------------------
                                                                    April 28,        April 30,
                                                                      1996             1995
                                                                    ---------        ---------
Net sales                                                             100.0%           100.0%
Cost of sales and occupancy expense                                    75.6             86.0
                                                                    ---------        ---------
Gross profit                                                           24.4             14.0
Selling, general and administrative expense                            52.7             46.9
                                                                    ---------        ---------
Operating loss                                                        (28.3)           (32.9)
Interest expense, net                                                  (4.3)            (2.8)
Other income                                                            0.1              0.2
                                                                    ---------        ---------
Loss before reorganization items and income taxes                     (32.5)           (35.5)
Reorganization items                                                    0.3              0.0
                                                                    ---------        ---------
Loss before income taxes                                              (32.8)           (35.5)
Provision for income taxes                                              0.0              0.0
                                                                    ---------        ---------
Net loss                                                              (32.8)%          (35.5)%
                                                                    =========        =========

In the discussion below, all percentages given for expense items are calculated as a percentage of net sales and represent percentage point increases or decreases for the applicable period.

Three Months Ended April 28, 1996 Compared to Three Months Ended April 30, 1995

Net sales for the three months ended April 28, 1996, were $4,683,000 compared to $12,763,000 for the three months ended April 30, 1995, a decrease of $8,080,000, or 63.3%, due primarily to a reduction in the number of stores in operation from 39 to 17 and a decrease in comparable stores. Three stores were closed at the end of the first quarter of fiscal 1997 and an additional three stores will be closed by the end of the second quarter. Sales for the 14 continuing stores accounted for $3,495,000 of the total sales for the first quarter. Sales for comparable stores (non-closing stores open during the entire three-month period of both fiscal years) decreased $1,399,000, or 28.6%. The stores that closed or are in the process of closing accounted for the remaining decrease in sales of $6,681,000. Management believes the decrease in comparable store sales for the continuing stores was primarily attributable to lower than desirable in-stock positions on everyday basic merchandise and a decrease in promotional activity compared to the prior year. Due to the Company's liquidity constraints, management expects continued decreases in sales. See "Liquidity and Capital Resources."

Cost of sales and occupancy expense decreased 10.4% due to a 12.2% improvement in gross margin achieved on merchandise sold, offset by a 1.8% increase in occupancy costs. This increase in occupancy costs is attributable to lower average sales per store spread over relatively fixed rental expenses. Management believes the increase in gross margin on merchandise sold was due to a purchasing focus on basic merchandise and a decrease in special promotions, such as those done in the first quarter of the prior year to reduce excess inventory.

Selling, general and administrative expense decreased to $2,469,000 (52.7% of net sales) for the first quarter of fiscal 1997 from $5,994,000 (46.9% of net sales) in fiscal 1996. The decrease of $3,525,000 was due primarily to a decrease in the number of stores in operation, a reduction in corporate overhead and the elimination of the Company's distribution center. Store expenses for the 14 continuing stores, which decreased $37,000, increased from 30.7% to 41.9% of net sales, as a result of the decline in comparable store sales. The remaining reduction in store expenses of $2,570,000 is due to the reduction in the number of stores. Corporate overhead decreased $669,000 primarily due to a decrease of $250,000 in corporate salaries resulting from a reduction in staffing and a decrease of $324,000 in professional fees related primarily to management assistance provided last year in the Company's revitalization efforts. Distribution center overhead decreased $249,000 as the Company completed the closing of its distribution center in July 1995. The Company is now outsourcing its distribution needs. Selling, general and administrative expense increased as a percentage of net sales due to the decline in comparable store sales. If comparable store sales declines continue to be significant, selling, general and administrative expense could continue to increase as a percentage of net sales.

Net interest expense decreased $157,000 in the first quarter of fiscal 1997, compared to the prior year, due to a decrease in the use of the Company's revolving credit facility.

The Company has recognized no tax benefit for the first quarter of fiscal 1997 due to full use of its net operating loss carryback potential.

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

Liquidity and Capital Resources

The Company's current primary need for financing is to maintain inventory for the Company's existing stores. The Company relies on borrowings from banks, internally generated funds and credit made available by vendors to finance its inventory. Cash used in operating activities for the first quarter amounted to $241,000, due primarily to the Company's net loss, offset by a reduction in inventory and an increase in trade payables.

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

On January 19, 1996, the Company filed an amended Plan of Reorganization (the "Plan") consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. The Plan contemplated that if sufficient additional cash was not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. The Company's Plan also contemplated an increase in the current borrowing rate as a percentage of retail inventory. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review of a proposal made by Old America Stores, Inc. ("Old America") to acquire substantially all assets of the Company. Based on an agreement read into the record of the U. S. Bankruptcy Court on May 16, 1996 ("the Old America Agreement"), Old America agreed to satisfy all secured claims, administrative claims, including priority claims, post- petition liabilities, and professional fees subject to a 10 percent reduction in the billed amounts, and to provide a fund in the aggregate not to exceed $600,000 to pay allowed, unsecured claims five cents on the dollar. Under the Old America Agreement, holders of the Company's outstanding common stock would have received nothing for their interests in the Company. On June 6, 1996, Old America informed the Company that it was withdrawing its proposal to acquire Amber's.

Due to the delay in the confirmation hearing for the Company's Plan, the Company did not receive its expected increase in borrowing rate from Norwest Bank, N.A. ("Norwest") under the revolving credit facility described below. As a result, certain of the Company's post-petition trade payables are past due beyond agreed upon terms. The Company expects that the past due status of its trade payables will continue to adversely impact store inventory levels and future sales. As a result, the Company is now attempting to identify the alternatives available to it, which may include the potential sale of all or substantially all of its stores to other third parties or the liquidation of the Company. Since the Company has no commitment for post-confirmation financing, the Plan, as previously proposed, is not expected to be confirmed. The Company does not expect that any alternatives which may be available to it will result in any recovery to the shareholders. The Company is also exploring any potential claims or causes of action it may have against Old America based upon its failure to proceed with the Old America Agreement.

The Company entered in to a three-year revolving credit facility effective September 22, 1995, with Norwest providing for borrowings up to $10 million, subject to certain borrowing base restrictions. The "debtor-in-possession" financing arrangement was approved by the Bankruptcy Court and replaced the Company's previous $15 million facility. The Norwest credit facility is secured by a lien on substantially all assets of the Company. The facility is used to provide working capital and to secure the bank in the issuance of letters of credit requested by the Company. Advances bear interest on the principal amount outstanding at a rate equal to the lender's prime rate plus 2.25%. The agreement requires the Company to pay a commitment fee on the unborrowed amount at a rate of .5% per annum. Under the terms of the agreement, the Company is required to comply with certain financial and nonfinancial covenants, including a prohibition of the payment of dividends and limitation on capital expenditures. The Norwest credit facility further required that the Company consummate a Plan of Reorganization on or before June 1, 1996. Since the confirmation of the Plan was delayed, the Company is in default on its agreement with Norwest and there can be no assurance that Norwest will make any future fundings to the Company. As of June 11, 1996, the Company had borrowings under the facility totaling $5,884,000. The Company's Plan contemplated an increase in the current borrowing rate as a percentage of retail inventory. The Plan is not confirmable without such an increase and commitment from the bank for post- confirmation financing. Norwest has indicated to the Company that it will not agree to increase the borrowing rate and enter into a commitment for post-confirmation financing under the previously proposed Plan. Accordingly, the Company does not, at this time, believe that the Plan, as previously proposed, will be confirmed.

                              AMBER'S STORES, INC.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On September 8, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas, Dallas Division (the "Bankruptcy Court"). Under protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in- possession.

On January 19, 1996, the Company filed an amended Plan of Reorganization (the "Plan") consensual with the Committee of Unsecured Creditors. The Plan contemplated that the existing security holders would receive, in exchange for their existing shares and upon additional contributions of cash, all of the new common stock of the reorganized Company. The Plan contemplated that if sufficient additional cash was not contributed by existing shareholders, all of the new common stock of the reorganized Company would be issued to the unsecured creditors. The Company's Plan also contemplated an increase in the current borrowing rate as a percentage of retail inventory. Following approval of the Disclosure Statement, the Company solicited votes with respect to the Plan, and the Plan was approved by the unsecured creditors and shareholders of the Company. However, the confirmation hearing on the Plan was postponed by the Bankruptcy Court pending a review of a proposal made by Old America Stores, Inc. ("Old America") to acquire substantially all assets of the Company. Based on an agreement read into the record of the U. S. Bankruptcy Court on May 16, 1996 ("the Old America Agreement"), Old America agreed to satisfy all secured claims, administrative claims, including priority claims, post- petition liabilities, and professional fees subject to a 10 percent reduction in the billed amounts, and to provide a fund in the aggregate not to exceed $600,000 to pay allowed, unsecured claims five cents on the dollar. Under the Old America Agreement, holders of the Company's outstanding common stock would have received nothing for their interests in the Company. On June 6, 1996, Old America informed the Company that it was withdrawing its proposal to acquire Amber's.

Due to the delay in the confirmation hearing for the Company's Plan, the Company did not receive its expected increase in borrowing rate from its lender. As a result, certain of the Company's post-petition trade payables are past due beyond agreed upon terms. The Company expects that the past due status of its trade payables will continue to adversely impact store inventory levels and future sales. As a result, the Company is now attempting to identify the alternatives available to it, which may include the potential sale of all or substantially all of its stores to other third parties or the liquidation of the Company. Since the Company has no commitment for post-confirmation financing, the Plan, as previously proposed, is not expected to be confirmed. The Company does not expect that any alternatives which may be available to it will result in any recovery to the shareholders. The Company is also exploring any potential claims or causes of action it may have against Old America based upon its failure to proceed with the Old America Agreement. See "Liquidity and Capital Resources."

In addition to the foregoing, the Company is a defendant from time to time in routine lawsuits incidental to its business. Except for the proceeding discussed above which are pending in the Bankruptcy Court, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the operations or financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K

   (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

           3.1  Restated Articles of Incorporation of the Registrant (1)
           3.2  Restated Bylaws of the Registrant (1)
           4.1  Specimen Common Stock Certificate (1)
          27    Financial Data Schedule (2)

         (1) Previously filed as an exhibit to the Registrant's Registration Statement No. 33-48429 on Form S-1 and incorporated herein by reference.

         (2)   Filed herewith.


   (b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AMBER'S STORES, INC.



By:      /s/ Neal W. Stevens
         -------------------------------------
         Neal W. Stevens
         President and Chief Executive Officer
         (Principal Executive Officer)


         /s/ J. Lamar Roberts
         -------------------------------------
         J. Lamar Roberts
         Vice President-Finance, Treasurer
         and Chief Financial Officer
         (Principal Financial Officer)



         Dated:  June 14, 1996

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

    3.1        Restated Articles of Incorporation of the Registrant (1)
    3.2        Restated Bylaws of the Registrant (1)
    4.1        Specimen Common Stock Certificate (1)
   27          Financial Data Schedule (2)

- -------

(1) Previously filed as an exhibit to the Registrant's Registration Statement No. 33-48429 on Form S-1 and incorporated herein by reference.

(2)  Filed herewith.